Form 10QSB
period 2000-06-30
WORLDWIDE DATA INC
filed 2001-04-19
CIK 945366

================================================================================

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from            to
                                            -----------  -------------

                        Commission File Number  000-30217


                              WORLDWIDE DATA, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3810724
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

                          36 Toronto Street Suite 250
                        Toronto, Ontario  Canada M5C 2C5
               (Address of principal executive offices and zip code)

                                 (416) 214-6416
                 (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 3,087,500 shares of common stock, no par value, as of December 31, 2000.

================================================================================

                              WORLDWIDE DATA, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2000

                                TABLE OF CONTENTS

PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999                               3

          Condensed Consolidated Statements of Operations
             Three months and six months ended
             June 30, 2000 and June 30, 1999                                   4

          Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 2000 and June 30, 1999                  5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 None

Item 2.   Changes in Securities and Use of Proceeds                         None

Item 3.   Defaults upon Securities                                          None

Item 4.   Submission of Matters to a Vote of Security Holders               None

Item 5.   Other Information                                                 None

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signatures                                                                    13

                                     Part I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                              Worldwide Data, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                     June 30,       December 31,
                                                       2000             1999
                                                 --------------- ---------------
                                                   (unaudited)       (audited)

                         Assets

Current assets:
   Cash and cash equivalents                        $        100    $       217

   Accounts receivable, net of allowances
    of $11 and $10                                            36             47

   Other current assets                                        5              9
                                                    ------------    -----------
    Total current assets                                     141            273
                                                    ------------    -----------

Property and equipment, net                                   83             80
Other assets                                                 239            187
                                                    ------------    -----------
Total assets                                        $        463    $       540
                                                    ============    ===========

             Liabilities and Shareholders' Equity

Current liabilities:
   Bank loan                                        $         18    $        35
   Accounts payable and accrued liabilities                  258            141
   Payable to officer                                         58             55
   Debenture payable                                         250            250
   Deferred revenue                                           24              4
                                                    ------------    -----------
    Total current liabilities                                608            485
                                                    ------------    -----------


Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares
 authorized, 3,487,500  shares (400,000 held in
 escrow) issued and outstanding. Preferred stock
 $.01 par value 10,000 shares authorized, issued
 and outstanding, none                                         3              3
Additional paid-in capital                                 1,612          1,612
Accumulated other comprehensive income (loss)                (33)            13
Accumulated deficit                                       (1,727)        (1,573)
                                                    ------------    -----------
    Total shareholders' equity                              (145)            55
                                                    ------------    -----------
      Total liabilities and shareholders' equity    $        463    $       540
                                                    ============    ===========


    The accompanying notes are an integral part of these consolidated financial statements

                              Worldwide Data, Inc.
                 Condensed Consolidated Statements of Operations
               (unaudited, in thousands, except per share amounts)

                                                               Three months ended                 Six months ended
                                                                     June 30,                           June 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Net revenues:
   Products and services                           $         163     $         132      $         432     $         220
   Aircraft leasing                                         -                   35               -                   54
                                                   -------------     -------------      -------------     -------------
     Total net revenues                                      163               167                432               274
                                                   -------------     -------------      -------------     -------------

Cost of net revenues:
   Products and services                                      60                58                169                67
   Aircraft leasing                                         -                   65               -                  101
                                                   -------------     -------------      -------------     -------------
     Total cost of net revenues                               60               123                169               168
                                                   -------------     -------------      -------------     -------------
   Gross profit                                              103                44                263               106
                                                   -------------     -------------      -------------     -------------

Operating expenses:
   Selling general and administrative                        240                87                404               209

                                                   -------------     -------------      -------------     -------------
     Total operating expenses                                240                87                404               209
                                                   -------------     -------------      -------------     -------------

Income (loss) from operations                               (137)              (43)              (141)             (103)

Interest income, net                                          (8)               (1)               (12)               (3)
   Net income (loss)                               $        (145)    $         (44)     $        (153)    $        (106)
                                                   =============     =============      =============     =============

Net income (loss) per share - basic and diluted    $       (0.05)    $       (0.03)     $       (0.05)    $       (0.05)
                                                   =============     =============      =============     =============
Weighted-average shares - basic and diluted                3,087             2,246              3,087             2,246
                                                   =============     =============      =============     =============

    The accompanying notes are an integral part of these consolidated financial statements

                              Worldwide Data, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                          Six months ended
                                                              June 30,
                                                   -----------------------------
                                                        2000          1999
                                                   -------------   -------------

Cash flows from operating activities:
   Net income (loss)                               $       (153)   $       (106)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities:
     Bad debt expense                                         0               1
     Accumulated other comprehensive income                 (45)            (16)
     Depreciation and amortization                           13              14
     Changes in operating assets and liabilities:
       Accounts receivable                                   11              34
       Prepaid expenses                                       5               2
       Accounts payable and accrued liabilities             116              (3)
       Deferred revenue                                      20               8
                                                   ------------    ------------
         Net cash provided by (used in)
           operating activities                             (33)            (66)
                                                   ------------    ------------


Cash flows from investing activities:

   Purchases of property and equipment                      (16)            (47)
   Other assets                                             (54)           (131)
                                                   ------------    ------------

         Net cash used in investing activities              (70)           (178)
                                                   ------------    ------------


Cash flows from financing activities:

   Proceeds from sale of common stock                         0             265
   Proceeds from officer                                      3             (50)
   Loan payments                                            (17)             (0)
                                                   ------------    ------------
         Net cash provided by financing activities          (14)            215
                                                   ------------    ------------

         Net increase (decrease) in cash and
          cash equivalents                                 (117)            (29)

                                                   ------------    ------------

   Cash and cash equivalents, at beginning
        of period                                           217              58
                                                   ------------    ------------
   Cash and cash equivalents, at end of period     $        100    $         29
================================================================================


    The accompanying notes are an integral part of these consolidated financial statements

                              WORLDWIDE DATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND OPERATIONS

     Worldwide Data, Inc. ("Worldwide") was incorporated in the State of Delaware on February 27, 1995. On August 16, 1995, Worldwide Online Corp. ("WWOL") was incorporated in Ontario, Canada. On February 26, 1998, Worldwide exchanged 1,500,000 shares of it's common stock for the 85% of WWOL common stock that Worldwide did not already own.

     We create intranets/extranets for corporations, designs and develops corporate web sites and databases and creates client-specific applications.

     During 1999, we added application hosting and e-business consulting to our service offerings.

     On November 17, 1998, Worldwide acquired all the outstanding shares of 761395 Alberta Ltd. ("Alberta"), a Canadian company in the aircraft leasing business. Alberta's assets were subsequently sold and the company is presently inactive. The accompanying unaudited financial statements have been prepared by us in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position at June 30, 2000, our operating results for the six months ended June 30, 2000 and June 30, 1999 and cash flows for the six months ended June 30, 2000 and June 30, 1999. These financial statements and the notes should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Form SB-1/A filed with the Securities and Exchange Commission.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The financial statements consolidate the accounts of Worldwide and all its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Revenue Recognition

     We record revenue when products or services are provided to customers.

Net Income (Loss) per Common Share

     Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period presented. Fully diluted loss per share has not been disclosed, as it is anti-dilutive.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income (Loss)

     Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources.

     The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

                                                               Three months ended                 Six months ended
                                                                     June 30,                           June 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Net income (loss)                                  $        (145)    $         (44)     $        (153)    $        (106)

Foreign currency translation adjustment                      (24)              (16)               (45)              (16)
                                                   -------------     -------------      -------------     -------------
Comprehensive income (loss)                        $        (169)    $         (60)     $        (198)    $        (122)
                                                   =============     =============      =============     =============
--------------------------------------------------------------------------------------------------------------------------

Fair Value of Financial Instruments

     The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or methodologies may have a material effect on the estimated fair value amounts. The following amounts represent the carrying amount and fair value as being the same:

                                                   June 30,       December 31,
                                                     2000             1999
                                              ----------------  ----------------
                                                        (in thousands)
     Cash and cash equivalents                   $         100     $        217
     Accounts receivable, net                               36               47
                                              ----------------  ----------------

Concentration of Credit Risk

     We place our cash with major financial institution. As of June 30, 2000, all of our cash was placed with one institution.

     Our customers are from diverse industries and geographic locations. One customer accounted for 6.5% of net revenues for the six months ended June 30, 2000. This customer also accounted for 12.7% of our accounts receivable balance at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this report concerning future events or future performance, financial results or achievements of Worldwide, or other statements, which are not statements of historical facts, are forward-looking statements. These statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts", "potential" or "continue" or the negative of such terms or comparable terms. These statements are subject to a number of known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, or achievements to differ from those expressed or implied by those statements. Relevant risks and uncertainties include among others: our limited operating history; variability of our operating results; market acceptance of our Internet traffic and content management products; our timely development of new products and features; our ability to manage growth; our ability to maintain and develop distribution relationships; competition in the Internet traffic and content management market; our ability to expand in the international markets; unpredictability of our sales cycle and other risk factors. These forward-looking statements speak only as of the date of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any statement is based.

     The following information should be read in conjunction with our audited consolidated financial statements and notes thereto for 1999 contained in our Form SB - 1/A filed with the Securities and Exchange Commission.

Results of Operations

     The following table sets forth financial data as a percentage of total net revenues for the periods indicated.


                                                               Three months ended                 Six months ended
                                                                     June 30,                           June 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Statement of Operations Data:
Net revenues:
    Products and services                             100.0%             79.0%             100.0%             80.3%
    Aircraft leasing                                                     21.0                                 19.7
                                                   -------------     -------------      -------------     -------------
        Total net revenues                            100.0             100.0              100.0             100.0
                                                   -------------     -------------      -------------     -------------
Cost of net revenues:
    Products and services                              36.8              34.7               39.1              30.5
    Aircraft leasing                                                     39.0                                 30.8
                                                   -------------     -------------      -------------     -------------
        Total cost of net revenues                     36.8              73.7               39.1              61.3
                                                   -------------     -------------      -------------     -------------
        Gross margin                                   63.2              26.3               60.9              38.7
                                                   -------------     -------------      -------------     -------------

Operating expenses:
    Selling, general and administrative               147.2              52.1               93.5              76.3

                                                   -------------     -------------      -------------     -------------
        Total operating expenses                      147.2              52.1               93.5             148.2
                                                   -------------     -------------      -------------     -------------
Income (loss) from operations                         (84.0)            (25.8)             (32.6)            (37.6)

Interest income, net                                   (4.9)             (0.6)              (2.8)             (1.1)
                                                   -------------     -------------      -------------     -------------
                Net income (loss)                     (88.9)%           (26.4)%            (35.4)%           (38.7)%
                                                   =============     =============      =============     =============
--------------------------------------------------------------------------------------------------------------------------

Net Revenues:

     Net revenues consist of products revenues and services revenues. Product revenues include revenue from hardware sales. Service revenues include revenue from e-business consulting and Internet solutions, support, training and management services.

     Revenues. Revenues increased by 23.5% from $132,000 for the three months ended June 30, 1999 to $163,000 for the three months ended June 30, 2000. Revenues increased 96.4% from $220,000 for the six months ended June 30, 1999 to $432,000 for the six months ended June 30, 2000. These increases were due primarily to increased revenue from our e-business consulting and Internet solutions services.

Operating Expenses:

     Our operating expenses consist primarily of salaries, benefits, professional service fees, and depreciation. Operating expenses increased by 175.9% from $87,000 for the three months ended June 30, 1999 to $240,000 for the three months ended June 30, 2000. Operating expenses increased by 93.3% from $209,000 for the six months ended June 30, 1999 to $404,000 for the six months ended June 30, 2000. These increases were due primarily to increase in professional service fees and fees incurred in connection with the preparation and filing with the Securities and Exchange Commission of our Form SB-1.

Operating Loss:

     Our loss from operations increased by 218.6% from $43,000 for the three months ended June 30, 1999 to $137,000 for the three months ended June 30, 2000. Operating loss from operations increased by 36.9% from $103,000 for the six months ended June 30, 1999 to $141,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

     At December 31, 1999, we had cash of $217,000 as compared to cash of $58,000 as December 31, 1998. During 1999, we completed equity sales whereby we received net proceeds of approximately $265,000. We used $190,000 of the proceeds to complete the acquisition of Alberta. The remaining $75,000 of proceeds were used for working capital.

     Cash provided by (used in) our operating activities was $(66,000) for the six months ended June 30, 1999 and $(33,000) for the six months ended June 30, 2000. As of June 30, 2000, we had $100,000 in cash. We expect that accounts receivable will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash. We have provided extended payment terms to one of our resellers and may offer similar financing to other resellers in the future.

     Cash used in investing activities was $178,000 for the six months ended June 30, 1999 and $70,000 for the six months ended June 30, 2000, which reflect the purchase of property and equipment. We expect capital expenditures to continue to increase through the end of 2000, due to the costs of expansion and expenditures for information systems.

     As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. The annual cost of the lease for our 3,500 square foot facility in Toronto is approximately $66,000, subject to annual adjustments. As of June 30, 2000, we had no other material commitments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the next twelve months.

     We may require additional capital in the future for new business activities related to our current and planned business, or in the event we decide to make additional acquisitions or enter into joint venture and strategic alliances. Sources of additional capital may include cash flow from operations, public or private sales of equity, debt financing, bank debt and vendor financing. However, we cannot assure you that we will be successful in producing sufficient cash flow or raising debt or equity capital to meet our strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to us. If we are unable to obtain such capital, we may have to delay or curtail business operations. In addition, we may increase the number of consulting projects we take on, which in turn may accelerate our need for additional capital.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

     Interest Rate Risk. We do not hold derivative financial instruments or equity securities in our investment portfolio. Our cash may from to time to time be invested in short-term instruments. Our short-term investments mature in two years or less, with the average maturity being one year or less. These securities are subject to interest rate risk and will decrease in value if interest rates increase.

     Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in Canadian dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended December 31, 1999 and the three and six months ended June 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

                                     Part II
                                OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-QS in accordance with the Edgar requirements).

           99.1     Risk Factors

     (b)   Reports on Form 8-K:

           No reports on Form 8-K were filed by us during the period ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this day of February, 2001.

                                           Worldwide Data, Inc.
                                           (Registrant)
                                           By:  /s/ Romeo Colacitti
                                           -------------------------------------
                                           Romeo Colacitti
                                           Chairman

                                           (Duly Authorized Officer)

                                  EXHIBIT INDEX
Exhibit
Index     Title
-----     -----

27.1     Financial Data Schedule

99.1     Risk Factors