Form 10QSB
period 2000-09-30
WORLDWIDE DATA INC
filed 2001-04-19
CIK 945366

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

                For the quarterly period ended September 30, 2000
                                       OR

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

                              WORLDWIDE DATA, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2000

                                TABLE OF CONTENTS

PART I.   CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999                          3

          Condensed Consolidated Statements of Operations
             Three months and six months ended
             September 30, 2000 and December 31, 1999                          4

          Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 2000 and
             September 30, 1999                                                5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          10

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

                                     Part I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements


                              Worldwide Data, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                  September 30,     December 31,
                                                       2000             1999
                                                 --------------- ---------------
                                                   (unaudited)       (audited)

                         Assets

Current assets:
   Cash and cash equivalents                        $         78    $       217

   Accounts receivable, net of allowances
    of $11 and $10                                            40             47

   Other current assets                                        4              9
                                                    ------------    -----------
    Total current assets                                     122            273
                                                    ------------    -----------

Property and equipment, net                                   74             80
Other assets                                                 235            187
                                                    ------------    -----------
Total assets                                        $        431    $       540
                                                    ============    ===========

             Liabilities and Shareholders' Equity

Current liabilities:
   Bank loan                                        $          9    $        35
   Accounts payable and accrued liabilities                  259            141
   Payable to officer                                         58             55
   Debenture payable                                         250            250
   Deferred revenue                                           24              4
                                                    ------------    -----------
    Total current liabilities                                600            485
                                                    ------------    -----------


Shareholders' equity:
Common stock, $.001 par value; 10,000,000 shares
 authorized, 3,487,500  shares (400,000 held in
 escrow) issued and outstanding. Preferred stock
 $.01 par value 10,000 shares authorized, issued
 and outstanding, none                                         3              3
Additional paid-in capital                                 1,612          1,612
Accumulated other comprehensive income (loss)                (32)            13
Accumulated deficit                                       (1,752)        (1,573)
                                                    ------------    -----------
    Total shareholders' equity                              (169)            55
                                                    ------------    -----------
      Total liabilities and shareholders' equity    $        431    $       540
                                                    ============    ===========

    The accompanying notes are an integral part of these consolidated financial statements

                              Worldwide Data, Inc.
                 Condensed Consolidated Statements of Operations
               (unaudited, in thousands, except per share amounts)

                                                               Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Net revenues:
   Products and services                           $         142     $         122      $         574     $         396

                                                   -------------     -------------      -------------     -------------
     Total net revenues                                      142               122                574               396
                                                   -------------     -------------      -------------     -------------

Cost of net revenues:
   Products and services                                      32                28                201                95

                                                   -------------     -------------      -------------     -------------
     Total cost of net revenues                               32                28                201                95
                                                   -------------     -------------      -------------     -------------
   Gross profit                                              110                94                373               301
                                                   -------------     -------------      -------------     -------------

Operating expenses:
   Selling general and administrative                        135               277                539               587

                                                   -------------     -------------      -------------     -------------
     Total operating expenses                                135               277                539               587
                                                   -------------     -------------      -------------     -------------

Income (loss) from operations                                (25)             (183)              (166)             (286)
Gain from sale of aircraft                                     0               106                  0               106
Interest income, net                                           0                 0                (12)               (3)
   Net income (loss)                               $         (25)    $         (77)     $        (178)    $        (183)
                                                   =============     =============      =============     =============

Net income (loss) per share - basic and diluted    $       (0.01)    $       (0.03)     $       (0.06)    $       (0.06)
                                                   =============     =============      =============     =============
Weighted-average shares - basic and diluted                3,087             3,087              3,087             3,087
                                                   =============     =============      =============     =============

    The accompanying notes are an integral part of these consolidated financial statements

                              Worldwide Data, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited, in thousands)




                                                         Nine months ended
                                                           September 30,
                                                   -----------------------------
                                                        2000          1999
                                                   -------------   -------------

Cash flows from operating activities:
   Net income (loss)                               $       (178)   $       (183)
   Adjustments to reconcile net income
    loss) to net cash provided by (used
    in) operating activities:
     Gain on sale of aircraft                                 0            (106)
     Accumulated other comprehensive income                 (44)             (5)
     Depreciation and amortization                           20             101
     Changes in operating assets and liabilities:
       Accounts receivable                                    7             (11)
       Prepaid expenses                                       5              (4)
       Accounts payable and accrued liabilities             117              86
       Deferred revenue                                      20              (8)
                                                   ------------    ------------
         Net cash provided by (used in)
          operating activities                              (53)           (130)
                                                   ------------    ------------

Cash flows from investing activities:
   Sale of aircraft                                           0             680
   Purchases of property and equipment                      (14)            (14)
   Other assets                                             (49)             16
                                                   ------------    ------------
         Net cash used in investing activities              (63)            682
                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds from debenture loan                               0             250
   Proceeds from sale of common stock                         0             265
   Proceeds from officer                                      3             (30)
   Loan payments                                            (26)           (453)
                                                   ------------    ------------
         Net cash provided by financing activities          (23)             32
                                                   ------------    ------------

         Net increase (decrease) in cash and
           cash equivalents                                (139)            584

                                                   ------------    ------------
Cash and cash equivalents, at beginning of period           217              58
                                                   ------------    ------------
Cash and cash equivalents, at end of period        $         78    $        642
================================================================================

    The accompanying notes are an integral part of these consolidated financial statements

                              WORLDWIDE DATA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND OPERATIONS

     Worldwide Data, Inc., or Worldwide, was incorporated in the State of Delaware on February 27, 1995.

     On August 16, 1995, Worldwide Online Corp., or WWOL, was incorporated in Ontario, Canada. On February 26, 1998, Worldwide exchanged 1,500,000 shares of it's common stock for the 85% of WWOL common stock that Worldwide did not already own.

     We create intranets/extranets for corporations, designs and develops corporate web sites and databases and creates client-specific applications.

     During 1999, we added application hosting and e-business consulting to our service offerings.

     On November 17, 1998, Worldwide acquired all the outstanding shares of 761395 Alberta Ltd. ("Alberta"), a Canadian company in the aircraft leasing business. Alberta's assets were subsequently sold and the company is presently inactive. In July 2000, Bronson Conrad retired as President of Worldwide and Chief Executive Officer of WWOL. Mr. Conrad has also resigned as a member of the board of directors of each company. Upon Mr. Conrad's retirement, Romeo Colacitti assumed the office of Chairman and Chief Executive Officer of Worldwide and Chairman of WWOL. In November of 2000, Stanley Krupinski, one of the original founders of WWOL, returned to the companies as President of Worldwide and Chief Executive Officer of WWOL.

     The accompanying unaudited financial statements have been prepared by us in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of our financial position at September 30, 2000, its operating results for the nine months ended September 30, 2000 and September 30, 1999 and cash flows for the nine months ended September 30, 2000 and September 30, 1999. These financial statements and the notes should be read in conjunction with our audited consolidated financial statements and notes thereto contained in our Form SB-1/A filed with the Securities and Exchange Commission.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

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

     The following table sets forth a reconciliation of net income (loss) to comprehensive income (loss), net of tax:

                                                               Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Net income (loss)                                  $         (25)    $         (77)     $        (178)    $        (183)

Foreign currency translation adjustment                        0                29                (45)               16
                                                   -------------     -------------      -------------     -------------

Comprehensive income (loss)                        $         (25)    $         (48)     $        (223)    $        (167)
                                                   -------------     -------------      -------------     -------------
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

                                                  September 30,     December 31,
                                                       2000             1999
                                                 --------------- ---------------
                                                         (in thousands)
     Cash and cash equivalents                      $       78      $      217
     Accounts receivable, net                               40              47
                                                 --------------- ---------------

Concentration of Credit Risk

     We place our cash with major financial institution. As of September 30, 2000, all of our cash was placed with one institution.

     Our customers are from diverse industries and geographic locations. One customer accounted for 14.6% of net revenues for the nine months ended September 30, 2000. This customer also accounted for 15.6% of our accounts receivable balance at September 30, 2000.

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

                                                               Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                   -----------------------------------------------------------------------
                                                          2000               1999             2000             1999
                                                   ----------------  ----------------   ----------------  ----------------
Statement of Operations Data:
Net revenues:
    Products and services                             100.0%            100.0%             100.0%            100.0%

                                                   -------------     -------------      -------------     -------------
       Total net revenues                             100.0             100.0              100.0             100.0
                                                   -------------     -------------      -------------     -------------
Cost of net revenues:
    Products and services                              22.5              22.9               35.0              24.0

                                                   -------------     -------------      -------------     -------------
       Total cost of net revenues                      22.5              22.9               35.0              24.0
                                                   -------------     -------------      -------------     -------------
       Gross margin                                    77.5              77.1               65.0              76.0
                                                   -------------     -------------      -------------     -------------
Operating expenses:
    Selling, general and administrative                95.0             227.0               93.7             148.2

                                                   -------------     -------------      -------------     -------------
       Total operating expenses                        95.0             227.0               93.7             148.2
                                                   -------------     -------------      -------------     -------------
Income (loss) from operations                         (17.5)           (149.9)             (28.7)            (72.2)
Gain from sale of aircraft                              0.0              86.9                0.0              26.8
Interest income, net                                    0.0               0.0               (2.1)             (0.8)
                                                   -------------     -------------      -------------     -------------
Net income (loss)                                     (17.5)%           (63.0)%            (30.8)%           (46.2)%
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

      Revenues. Revenues increased by 16.4% from $122,000 for the three months ended September 30, 1999 to $142,000 for the three months ended September 30,
2000.   Revenues increased 45% from $396,000 for the nine months ended September
30, 1999 to $574,000 for the nine months ended September 30, 2000. These increases were due primarily to increased revenue from our e-business consulting and Internet solutions services.

Operating Expenses:

     Our operating expenses consist primarily of salaries, benefits, professional service fees, and depreciation. Operating expenses decreased by 51.2% from $277,000 for the three months ended September 30, 1999 to $135,000 for the three months ended September 30, 2000. Operating expenses decreased by 8.2% from $587,000 for the nine months ended September 30, 1999 to $539,000 for the nine months ended September 30, 2000. These decreases were due primarily to a decrease in operating expenses for an aircraft, which was sold in September 1999.

Operating Loss:

     Our loss from operations decreased by 86.3% from $183,000 for the three months ended September 30, 1999 to $25,000 for the three months ended September 30, 2000. Operating loss from operations decreased by 42.0% from $286,000 for the nine months ended September 30, 1999 to $166,000 for the nine months ended September 30, 2000.

Liquidity and Capital Resources

     At December 31, 1999, we had cash of $217,000 as compared to cash of $58,000 as December 31, 1998. During 1999, we completed equity sales whereby it received net proceeds of approximately $265,000. We used $190,000 of the proceeds to complete the acquisition of Alberta. The remaining $75,000 of proceeds were used for working capital.

     Cash provided by (used in) our operating activities was $(130,000) for the nine months ended September 30, 1999 and $(53,000) for the nine months ended September 30, 2000. As of September 30, 2000, we had $78,000 in cash. We expect that accounts receivable will continue to increase to the extent our revenues continue to increase. Any such increases can be expected to reduce cash. We have provided extended payment terms to one of our resellers and may offer similar financing to other resellers in the future.

     Cash used in investing activities was $(682,000) for the nine months ended September 30, 1999 and $63,000 for the nine months ended September 30, 2000, which reflect the purchase of property and equipment and proceeds of the sale of an aircraft for $680,000 in September, 1999. We expect capital expenditures to continue to increase through the end of 2000, due to the costs of expansion and expenditures for information systems.

     As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases. In September 2000, we renewed the lease for approximately 3,500 square feet in a facility located in Toronto for a term of 60 months. The annual cost of this lease is approximately $115,000, subject to annual adjustments. As of September 30, 2000, we had no other material commitments. We expect that our existing cash balances and cash from operations will be sufficient to meet our anticipated working capital and capital expenditures for the next nine months.

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

     Foreign Currency Risk. Currently the majority of our sales and expenses are denominated in Canadian dollars and as a result, we have not experienced significant foreign exchange gains and losses to date. While we have conducted some transactions in foreign currencies during the fiscal year ended December 31, 1999 and the three and nine months ended September 30, 2000 and expect to continue to do so, we do not anticipate that foreign exchange gains and losses will be significant. We have not engaged in foreign currency hedging to date, although we may do so in the future.

                                     Part II
                                OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits:

                    27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements).

                    99.1     Risk Factors

           (b)      Reports on Form 8-K:

                    No reports on Form 8-K were filed by us during the period ended September 30, 2000.

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